Form 10-K/A
period 1995-09-30
DYNAMIC AMERICAN CORP
filed 1996-11-18
CIK 30780

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  AMENDED
                                 FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended September 30, 1995
                       Commission File Number 0-5628

                       DYNAMIC AMERICAN CORPORATION
                    ----------------------------------
            (Exact Name of Company as Specified in its Charter)

                       Utah               87-0267027
                      ---------     --------------------------
      (State of Incorporation)  (IRS Employer Identification Number)

             476 Wilson Avenue, Novato, California       94947
             ----------------------------------------   ----------
          (Address of Principal Executive Offices)    (Zip Code)

                        Company's Telephone Number,
                     Including Area Code (415)897-1380

        Securities registered pursuant to Section 12(g) of the Act:

                 Common stock of $.001 par value per share
                 ------------------------------------------
                             (Title of Class)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ x ] Yes No [ ].

     As of August 2, 1996, the aggregate market value of the common shares held by non affiliates was approximately $2,625,000.

     The number of shares outstanding of the Company's common stock as of September 30, 1995:

              Common Stock                2,115,000
             ----------------        ----------------------------
             (Title of Class)        (Number of Shares outstanding)

There are no documents incorporated by reference in this Annual Report on Form 10-K.

Note:      Please be advised that the Company originally filed Form 10-K for the year ending September 30, 1995 on or about August 2, 1996, that report included financial statements prepared by the Company's auditors.
Subsequently, the Company learned that said financial statements were prepared in draft form only and were not suitable for submission to the SEC or dissemination to the public. Subsequently, the auditors concluded their audit of the Company's books and records and have produced the financial statements attached hereto. This amended 10-K contains the Company's complete audited financial statements for the nine months ended September 30, 1995.



                                  PART I

Item 1.    Business
           ---------

(A)     General development of business:

Dynamic American Corporation (the Company) was incorporated September 29, 1961, in the state of Utah as a general business corporation, originally under the name of National Land Corporation. The company was organized for the purpose of investing in and developing raw land. During the 1960's the company acquired numerous parcels of raw land which it held as investment or to subdivide and to resell.

In the 1970's, the Company began to diversify its activities. This was accomplished through a series of mergers. The company engaged in manufacturing operations related to plastic printing plates for the newspaper industry, gaskets, seals and hydraulic and pneumatic tools and supplies in subsidiaries known as Dyna-Flex International Corporation, Basic American Corporation and New Draulics, Inc., and the name of the company was changed to Dynamic American Corporation in order to reflect the diversification of business in which it was then becoming involved. At this time emphasis was again shifted to real estate operations.

Through various purchases and acquisitions by merger the Company continued to build up its real estate holdings for the next decade, while at the same time engaging in vigorous efforts to market and sell subdivided parcels of land and larger unsubdivided tracts.

During 1983, the Company formed Camelot International Resort corporation and transferred land holdings located in Duchesne County, Utah into this subsidiary company. The Company then began development of Camelot Resort as a Private Membership camping resort. Membership sales began in 1985. The subsidiary was sold at the end of 1990.

Manufacturing operations continued through 1984 after which time Dyna-Flex International Corporation and New Draulics, Inc. were sold. Through a subsidiary known as Dynamic Technologies Corporation, the Company again returned to manufacturing in 1988 initiated by the acquisition of the exclusive license to make, use and sell a certain patented air-suspended impact attrition mill ("attrition mill") which pulverizes and crushes ore and other materials. During 1989, the Company expended significant resources to develop the product and during this same year realized their first sales of the product. The attrition mill was marketed under the "Dyna-Mill" trademark.

During 1991, the Company sold the attrition mill operation and, effective December 30, 1991, merged with Dynamic Technologies Corporation. These assets were reacquired by the Company in 1992.

During 1990, the Company's main activity was in its real estate segment which was expanded to include sales of used modular housing. Due to the Company's historical operating losses combined with the tightened monetary policies of financial institutions, funding for the various real estate projects was difficult. This forced a delay and/or cancellation of various planned projects and generally negatively impacted the growth and development of the Company's business segments. Due in part to this pressure, the Company looked to accelerate sales of assets held for resale as a source to expand the business as opposed to borrowing. The Company packaged for sale the various assets being held for resale consisting of its modular housing inventory, long-term notes receivable, real estate held for resale and a partially completed real estate project together with related equipment. This sale was made to TLM Investments, Inc. (TLM) and was completed April 1, 1991 with an effective date of December 31, 1990.

In 1991, the Company exchanged the note receivable for TLM for 10,000 tons of precious metal ore concentrates and entered into production arrangements with a third party (Century 2000 Corporation) to recover the precious metals from the ore concentrates using new techniques to break complex ores.

During 1992, the Company incorporated an energy subsidiary DACO Energy Group and on June 30, 1992 it acquired natural gas assets totaling $2,126,500 by issuing 2,424,500 shares of the Company's common stock. In 1993, the Company exchanged these assets for an additional 25,000 tons of the ore concentrates.

In 1994, the Company disposed of the assets relating to the attrition mill operation in settlement of a lawsuit and note payable to the inventor and seller. The Company has presently determined to pursue the processing and extraction of the precious metals in the ore concentrates.

Pursuant to a shareholders meeting held in December 1994, wherein the Board of Directors were duly authorized by the shareholders, on June 22, 1995 the Company effected a reverse split of the Company's common stock on the basis of 1 for 20. Additionally, the Articles of Incorporation were restated to conform to current state law and raise the authorized common shares to 50,000,000 shares. The par value of the common shares was changed to $0.001, and the company authorized the creation of Preferred Share categories A, B and C with the preferences to be determined by the Board of Directors. Accompanying the reverse split was a change in the Company's trading symbol from DACO to DACQ and the issuance of a new Cusip Number which is 267843209.

During the first quarter of 1996 the Board of Directors authorized an increase in common shares from 50,000,000 to 200,000,000. The par value remained the same.

(B)     Narrative description of business:

On July 17, 1995 the Company entered into an agreement to acquire 100% of the assets of Bolivian Tin & Silver, S.A. The original agreement required the Company to issue 20,000,000 class A convertible preferred stock, for a total purchase price of $43,268,878.

The entire transaction with Bolivian Tin & Silver Company, per the contract, was in escrow until September 18, 1995 or earlier as determined by management of the Company. The escrow period provided the Company the opportunity to conduct and conclude due diligence procedures to determine the production and profitability of the mines and smelter. As of September 18, 1995, on the motion of the president, Alan Burton, the Company closed escrow and concluded the acquisition. Pursuant to the instructions of Bolivian Tin & Silver, during the fourth quarter of 1995, all of the class A convertible preferred shares have been converted to common shares. Accordingly, the Company has issued 20,000,000 common shares per the instructions of Bolivian Tin & Silver.

During the fourth quarter of 1995, it became apparent that the value of the Company's common shares was rapidly declining as reported on the OTC Electronic Bulletin Board, where bid and ask prices for the Company's common shares are quoted. The result was that the value of the holdings of Bolivian Tin & Silver in the Company had fallen well below the value of the assets conveyed to the Company. Further, such events had created a tremendous burden for Bolivian Tin & Silver to the extent that Bolivian Tin & Silver had suggested to the Company, they might have sought recision of the asset purchase agreement. After consideration, the Board agreed to issue 1,000,000 Class B convertible preferred stock to Bolivian Tin & Silver with the following provisions:

     a.   Each share has a face and redemption value of $38.00 per share.

     b. Each share shall earn a non-cumulative dividend of three (3%) percent.

     c. Each share is convertible for the Company's common stock at any time, upon request and notice of Bolivian Tin & Silver, and such conversion shall occur at the average bid and ask price on the day of said conversion. Each preferred share shall be converted for as many common shares as are necessary to retire the preferred share at its face redemption value (bid and ask price is determined in the public market place for the Company's shares on the NASDAQ OTC Electronic Bulletin Board, operated by the National Association of Securities Dealers in the United States).

     d.   The convertible preferred shares shall have no voting rights.

     e. The convertible preferred shares shall be preferred over all common shareholders in the event of liquidation of the assets of the Company up to their face or redemption value.

     f. The Company may redeem such shares at any time after ten (10) years from the date of issuance for their face and redemption value if the shares have not been converted into common shares.

Item 2.    Properties
           -----------

On July 17, 1995 the Company entered into an agreement to acquire 100% of the assets of Bolivian Tin & Silver, which includes all of the assets of Operaciones Metalurgicas, a tin smelting operation located in Oruro, Bolivia, and 100% of the property rights in the Monte Blanco mining group, 100% of the property rights in the Chojnacota mining group and 100% of those rights owned pursuant to the Cabo Piroja lease/purchase contract.

The tin smelter is operational and was under the control of the same family for over 50 years until acquired by Bolivian Tin & Silver. Most of those years the tin smelter produced a profit. Recently, the smelter was retro-fitted with German State-of-the-art equipment, which makes it one of the only, if not the only, smelter in the world capable of processing low grade tin concentrates. Management of the acquired companies have represented that a three phase capital investment program could bring total revenue of the mines and smelter to a level that exceeds $37,000,000 per year, with about a 50% net operating margin.

The entire transaction, per the contract, was in escrow until September 18, 1995. The escrow period was to provide the Company the opportunity to conduct and conclude due diligence procedures to determine the production and profitability of the mines and smelter.

During the escrow period, Alan Burton, president of the Company at that time, directed the efforts of certain consultants and professionals conducting due diligence procedures for the Company. Based on gathered information and industry experience, Mr. Burton has prepared a report regarding the viability of the acquisition. Based upon the report, the input of professionals and consultants and the action of the Board of Directors, the transaction has been concluded and the acquisition is complete. A copy of Mr. Burton's report was an exhibit to the Company's 10-Q filing for the period ending June 30, 1995.

Item 3.     Legal Proceedings
            -----------------

On September 30, 1995 the Company had no pending litigation.

Item 4.     Submission of Matters to a Vote of Security Holders
            ----------------------------------------------------

No matters were placed before the shareholders for a vote during the fiscal year ending September 30, 1995.

                                  PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholders
          Matters
          ------------------------------------------------------------------

     (a) Market information - The principal market on which the Company's common stock is traded is the National Association of Securities Dealers Automated Quotations System (NASDAQ Electronic Bulletin Board) under the symbol of DACQ. The following is market information for the stock (quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions):

           1995               Low Bid          High Bid
           --------------     ---------        ----------
           1st Quarter        $ .06            $ .06
           2nd Quarter        $ .06            $ .06
           3rd Quarter        $ .75            $8.86

           1994               Low Bid          High Bid
           --------------     ----------       ----------
           1st Quarter          .06              .06
           2nd Quarter          .06              .06
           3rd Quarter          .06              .06
           4th Quarter          .06              .06

           1993               Low Bid          High Bid
           --------------     ----------       ---------
           1st Quarter          .25              .50
           2nd Quarter          .188             .50
           3rd Quarter          .188             .50
           4th Quarter          .06              .06

     (b) Shareholders - The number of shareholders of record of the Company's common stock on July 10, 1996 is approximately 3,408.

     (c) Dividends - No cash dividends have been declared by the Company for the two most recent fiscal years.

Item 6.     Selected Consolidated Financial Data
            ----------------------------------------

                                   In Thousands Except Per Share Amounts
                                   --------------------------------------
                                     Sept. 30        December 31,
                                      1995        1994         1993
                                    ----------    --------     ----------
       Revenues                     $  -          $    -       $    -
       Income (loss) from
         continuing operations          (172)          (56)         (109)
       Income (loss) from
         discontinued operations        -0-            117           -0-
       Income (loss) from
         continuing operations
         per common share               (.28)         (.15)         (.28)
      Total assets at
         year end                     47,544         4,346         4,680
      Notes and contracts
         payable                         309           300           650
      Cash dividends
         per share                      None          None          None

* NOTE - The figures for the year 1995 are recorded as of September 30, as the Company elected to change its fiscal year end to September 30, 1995 to coincide with the fiscal year end of its operating subsidiaries in Bolivia.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         --------------------------------------------------------------

A major factor which management considers in evaluating the financial condition and liquidity of the company is its debt structure. Management emphasizes maintaining a low debt level to increase the liquidity and stability of the Company in an uncertain economic environment. The Company's level of debt is shown by the following ratios:

    Leverage Ratios          1995         1994           1993
    ----------------         -------      -------        ------
    Debt to assets           10.6%        8.6%           16.0%
    Total debt to equity    955.4%        9.4%           19.0%

It should be noted that the total debt-to-equity ratio is effected by the "mezzanine" booking of $38,000,000 in convertible preferred shares outstanding. The Company considers these shares equity. In time the Company believes that such shares shall be recorded as equity by its auditors. If this were to occur, the total debt-to-equity ratio would be 11.9%.

Capital Requirements
----------------------

Conclusion of the acquisition of the assets of Bolivian Tin & Silver has created a condition wherein the Company will require capital to maximize the value of the investment in the acquired assets. Currently management is considering possible capital requirements of up to $10,000,000 for general capital improvements to enhance the overall viability and profitability of the projects. Generally it is considered by management that the investment, if made, would be expended as follows:

     (a) About $2,000,000 for capital improvements and operating capital for the tin smelter. Of this amount, $500,000 would be invested in a revolving concentrate purchase fund. This revolving concentrate purchase fund, if funded, is expected to dramatically increase revenues and earnings of the tin smelter.

It should be noted that pursuant to certain arrangements with the German corporation, $200,000 was deposited in the revolving concentrate purchase fund as of January, 1996. The result was an immediate increase in revenue to annual rate of $6,000,000 per year.

     (b) About $5,000,000 invested in mine and mill development to increase the likelihood of a continuing long-term stream of tin concentrates for the smelter.

     (c) About $3,000,000 in a hydro-electric generation plant. Such an investment, if funded, could substantially reduce the overall cost of electricity, a major cost of tin production. It is estimated that electrical cost would be reduced from $0.07 per KWH to $0.01 per KWH. Experts who have visited the site indicate a high likelihood that there is sufficient natural resource energy to make a hydro-electric generation plant feasible.

Except as described below, the Company has no firm plans as to how it could obtain sufficient capital to maximize its investment and meet the afore-described capital requirements. At this time, the following options are being considered by management, together with investment bankers and other consultants:

     (a)     Public offering of shares to raise equity capital.

     (b)     Borrowing.

     (c)     Private placements.

     (d)     Sale of convertible debentures or debt instruments.


At the time of publication of this report, the Company has made some progress on its capital requirement as follows:

     (a) A subsidiary of the Company has entered into an agreement with a German corporation, whereby the German corporation has delivered $1,000,000 cash to the Company's subsidiary in exchange for right to purchase a minority interest in the Company's tin smelter in Bolivia.

     (b) The Company has received an offer with Vanity A.V.V. Aruba for $11,000,000 in financing in exchange for 25% of the Company's outstanding shares and 30% of the Company's Bolivian assets. This offer is subject to satisfactory completion of an on-site inspection of the Company's assets in Bolivia and satisfactory completion of a contract memorializing the agreement between the parties. These undertakings have commenced at the time of publication of this report.

     (c) The Company, from time to time, has issued shares for services and in consideration of private placements to meet on-going operating expenses and capital expenditures.

Results of Operations
----------------------

This report includes the Company's first audited financial statement for the period ending only a few days after the dynamic and sweeping reorganization of the Company's structure and assets. Accordingly, revenue and earnings or losses that are a result of the afore described reorganization will be reported in subsequent quarterly and annual reports.

Effect of Recently Issued Financial Accounting Standards
---------------------------------------------------------

For a discussion of the effect of recently issued financial accounting standards, see note 2 of notes to financial Statements.

Item 8.     Financial Statements and Supplementary Data
             --------------------------------------------

See financial statements and supplementary financial data listed in Item 14.

Change in Fiscal Year End. The Company elected to change the fiscal year end from December 31 to September 30. The purpose of this change is for the financial statement of the Company to coincide with its fiscal year end of its operating subsidiaries in Bolivia. The accompanying financial statements are for the nine months ended September 30, 1995.


Item 9.     Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
            --------------------------------------------------------------

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                 PART III

Item 10.     Directors and Executive Officers of the Registrant
             ------------------------------------------------------
     (a)     Identification of the Directors

                                              Became       Position
            Name of Director         Age      Director     with Company
            ------------------       ----     -----------  --------------
          Jethro J. Barlow           44       1991         President
          J. Edwards Cox             60       1995         Vice President

          Directors serve until successors are elected.

    (b)    Identification of Executive Officers
                                                Served
            Name                    Age         Position        As Such Since
            ----------------       -----        --------------  --------------
            Jethro J. Barlow        44          President       1991
            J. Edwards Cox          60          Vice President  1995

    (c)    Identification of certain employees

Fernando Pero, who is responsible for operations and development at the Company's Bolivian subsidiaries, is a key employee. His family owned and operated the same properties prior to their sale to Bolivian Tin & Silver in 1995.

    (d)     Business Experience

          (1) Jethro J. Barlow has been involved in business management since 1970 and has served in various positions with privately held corporations. He holds a Bachelors degree in Business Administration, Associates Degrees in Accounting and Marketing, and has been a practicing Certified Public Accountant in the State of Utah since 1976.

          (2) J. Edwards Cox, age 60, has been involved with the Company since 1995. He serves as both Vice President and Director. Since the resignation of Alan Burton, former President, Mr. Cox has been acting President pursuing those duties formerly performed by Mr. Burton. Mr. Cox operates a computer software company entitled Financial Planning Systems which sells custom computer software to financial planners and insurance agents. He has also been involved in various other business enterprises throughout his life.

     (e) Involvement in certain legal proceedings - There have been no events under any bankruptcy act, no criminal proceedings and no judgements or injunctions material to the evaluation of the ability and integrity of any director/ executive officer during the past five years.


Item 11.      Executive Compensation
              ------------------------

      (a)     Cash compensation

           (1) No Officer or Director was compensated in an amount over $50,000 during the year 1995.

           (2)     Bonuses and deferred compensation - None

      (b)     Compensation pursuant to plans:

           (1)     None

           (2)     None

           (3)     None

           (4)     None

     (c)     Other compensation - None


Item 12.    Security Ownership of Certain Beneficial Owners and Management
            ---------------------------------------------------------------

     (a)     Security ownership of certain beneficial owners:


                                                      Number
                              Name and Address        of Shares   Percent of
            Title of Class    of Beneficial Owner     Owned       Class
            --------------    -------------------     ----------  ------------

            Common            Jethro J. Barlow        193,676      .005%
                              P.O. Box 549
                              Hildale, Utah  84784

     (b)    Security ownership of management - see (a) above

     (c) Change in control - The largest shareholder of the Company is Bolivian Tin & Silver.

Item 13.     Certain Relationships and Related Transactions
             -------------------------------------------------

     (a)     Transactions with management and others - None

     (b)     Certain business relationships - None

     (c)     Indebtedness of management - None

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K
            ------------------------------------------------------------

     (a)     The following documents are filed as part of this report:

           (1)     Financial Statements and Report of
                   Independent Public Accountants             F-1 to F-13


Financial Statements Schedules:

Schedule II (Rule 12-03) - Amounts Receivable from Related
Parties for the nine months ended September 30,1995, and the
years ended December 31, 1994 and 1993.                                  F-14

Schedule V (Rule 12-06) - Property Plant and Equipment for
the nine months ended September 30,1995, and the year ended
December 31, 1994.                                                       F-15

Schedule VI (Rule 12-09) -  Valuation and Qualifying Accounts
for the nine months ended September 30, 1995, and the years
ended December 31, 1994 and 1993.                                        F-16

Schedule X (Rule 12-11) - Supplementary Income Statement
Information for the nine months ended September 30, 1995, and
the years ended December 31, 1994 and 1993.                              F-17

Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements.

          (2)    Exhibits
                 --------

               i  Articles of incorporation and by-laws (*)
              ii  Material contracts
             iii  Consent of Jones, Jensen & CO. CPA's

             (*)Included in original Form 10 filing which is hereby
                    incorporated by reference.
                (2)See Part I, Item 1.

     Exhibits other than those listed above are omitted because of the absence of conditions under which they are required.

     (b) Reports on Form 8-K. No Form 8-K was filed by the Company during the fourth quarter of 1995.

     (c)     Exhibits - see Item (a) (2) above.

     (d)     Separate financial statements not applicable.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    DYNAMIC AMERICAN CORPORATION
    (Company)

By:   /s/ J.Edwards Cox
      -------------------------------------
     J. Edwards Cox
     Vice President-Director


Date:
     ---------------------

                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------

The Board of Directors
Dynamic American Corporation

We have audited the accompanying consolidated balance sheets of Dynamic American Corporation and subsidiaries as of September 30, 1995 and December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine months ended September 30, 1995, and the years ended December 31, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management. Our audit also includes the consolidated financial statement schedules listed in the index at
Item 14. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

We did not audit the financial statements of Operaciones Metalurgicas and Chojnacota Mining Group, wholly owned subsidiaries, which statements reflect total assets of $42,891,830 and $377,048, respectively (after revaluation) as of September 30, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Operaciones Metalurgicas and Chojnacota Mining Group, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Dynamic American Corporation and subsidiaries as of September 30, 1995 and December 31, 1994 and the results of their operations and their cash flows for the nine months ended September 30, 1995 and the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules identified in Item 14, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and net accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plan concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jones, Jensen & Company

Jones, Jensen & Company
August 14, 1996

                       DYNAMIC AMERICAN CORPORATION

                     CONSOLIDATED FINANCIAL STATEMENTS

                 SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                           C O N T E N T S

Independent Auditors' Report                                        3

Consolidated Balance Sheets                                         4

Consolidated Statements of Operations                               6

Consolidated Statements of Stockholders' Equity (Deficit)           7

Consolidated Statements of Cash Flows                               9

Notes to the Consolidated Financial Statements                     11

                          DYNAMIC AMERICAN CORPORATION
                          Consolidated Balance Sheets


                                   ASSETS
                                   ------

                                     September 30,      December 31,
                                    1995               1994
                                    ----               ----

CURRENT ASSETS

  Cash                                    7,485        $ -
  Inventory (Note 2)                    752,978          -
  Prepaid expenses                       15,955          -
                                         ------        -----

       Total Current Assets             776,418          -
                                        -------        -----

PROPERTY AND EQUIPMENT

  Equipment, mineral reserves and
   mining claims (Note 4)            38,600,000          -
  Ore concentrates (Note 2)           4,345,968          4,345,968
                                      ---------          ---------
     Total Property and Equipment    42,945,968          4,345,968
                                     ----------          ---------

OTHER ASSETS

  Organization costs (Note 1)           203,646          -
  Goodwill (Note 1)                   3,296,387          -
  Value added tax credit                296,408          -
  Investments                            12,665          -
  Other                                  12,325          -
                                         ------        -----

     Total Other Assets               3,821,431          -
                                      ---------        -----

     TOTAL ASSETS                   $47,543,817        $ 4,345,968
                                    -----------        -----------


                            DYNAMIC AMERICAN CORPORATION
                       Consolidated Balance Sheets (Continued)


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------


                                           September 30,          December 31,
                                           1995                   1994
                                           ----                   ----
CURRENT LIABILITIES

  Notes and contracts payable (Note 5)     $   307,421            $  300,000
  Accounts payable - related parties
   (Note 8)                                     29,983                 3,783
  Accounts payable and accrued liabilities
   (Note 12)                                 1,270,311                70,439
                                             ---------                ------

     Total Current Liabilities               1,607,715               374,222
                                             ---------               --------

LONG TERM DEBT

  Long-term debt (Note 5)                      -                     -
  Long-term payables (Note 11)               3,283,223               -
  Reserve for severance pay (Note 10)          148,030               -
                                               -------             -----
 Total Long-term Debt                        3,431,253               -

                                             ---------             -----

     Total Liabilities                       5,038,968               374,222
                                             ---------               -------

CLASS B CONVERTIBLE PREFERRED STOCK
  (NOTE 9)                                  38,000,000               -
                                            ----------             -----

COMMITMENTS AND CONTINGENCIES (NOTE 7)         -                     -
                                             -----                 -----

STOCKHOLDERS' EQUITY

  Class A preferred stock - $0.001 par
    value; 50,000,000 shares
    authorized; 20,000,000 shares issued
    and outstanding                             20,000              -
  Common stock - $0.001 par value;
   50,000,000 shares authorized;
   2,115,000 and 365,000 shares issued
   outstanding, respectively                     2,115                   365
  Additional paid-in capital                 8,656,670             7,973,420
  Accumulated deficit                       (4,152,136)           (3,980,239)
  Less treasury stock, at cost -
   30,000 and 30,000
   shares, respectively                        (21,800)             (21,800)
                                               -------              --------

     Total Stockholders' Equity              4,504,849            3,971,746
                                             ---------            ---------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                               $47,543,817           $4,345,968
                                           -----------           ----------

                       DYNAMIC AMERICAN CORPORATION
                  Consolidated Statements of Operations



                                For the Nine
                                Months ended     For the Years Ended
                                September 30,    December 31,
                                1995             1994          1993
                                ----             ----          ----

REVENUES                        $ -              $ -           $ -

EXPENSES

  General and administrative     134,812          53,824        109,609
  Other expense                   37,085           2,062            213
                                  ------           -----            ---

     Total Expenses              171,897          55,886        109,822
                                 -------          ------        -------

Loss from Operations Before
  Income
 Taxes and Discontinued
  Operations                    (171,897)        (55,886)      (109,822)

INCOME TAX EXPENSE                -                -             -


GAIN (LOSS) FROM DISCONTINUED
 OPERATIONS                       -              117,253        -
                                -----             -------      -----

NET INCOME (LOSS)              $(171,897)       $ 61,367      $(109,822)
                                ----------       --------      ----------


GAIN (LOSS) PER COMMON SHARE

  Loss from continuing
   operations                   $ (0.28)         $ (0.13)      $ (0.28)
  Discontinued operations         -                 0.28         -
                                -----               ----       -----

TOTAL                           $ (0.28)         $  0.15         (0.28)
                                --------         -------         ------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING            618,272         417,273        393,523
                                 -------         -------        -------


                       DYNAMIC AMERICAN CORPORATION
              Consolidated Statements of Stockholders  Equity







                         Common Stock      Prefered Stock   Additional                 Treasury Stock
                         ------------      ---------------  Paid-in      Accumulated   --------------
                         Shares   Amount   Shares  Amount   Capital      Deficit       Shares     Amount
                         ------   ------   ------  ------    -------     -------       ------     ------
Balance,
 December  31, 1992      398,000  $  398     -      $  -     $8,687,887   $(3,931,784)  1,074,500 $(1,074,500)

Shares  issued for
 mineral  properties     100,000     100    -         -         359,900      -              -          -

Cancellation of
 stock subscriptions         -       -      -         -          -          -              -          -

Cancellation of
treasury stock           (53,500)    (53)   -         -      (1,074,447)    -          (1,074,500)  1,074,500
Net loss for the
year ended December
31, 1993                     -       -      -         -          -           (109,822)     -          -
                            ---     ---    ---       ---        ---          ---------    ---        ---
Balance,
 December 31, 1993       444,500     445    -         -        7,973,340   (4,041,606)     -          -

Cancellation of
common stock             (79,500)    (80)   -         -               80    -              -          -

Purchase of
treasury stock               -       -     -          -          -          -              30,000    (21,800)

Net incomefor the year
 ended December 31, 1994     -       -     -          -          -             61,367      -          -
                            ---     ---   ---        ---        ---            ------     ---        ---

Balance, December 31,
 1994                    365,000  $  365   -       $  -      $7,973,420   $(3,980,239)    30,000  $  (21,800)
                         -------  ------  ---      -----     ----------   -----------    -------  -----------

                        DYNAMIC AMERICAN CORPORATION
              Consolidated Statements of Stockholders  Equity (Continued)



                         Common Stock        Preferred Stock      Additional                 Treasury Stock
                         ------------        ---------------      Paid-in     Accumulated   --------------
                         Shares     Amount   Shares      Amount   Capital     Deficit      Shares   Amount
                         ------     ------   ------      ------   -------     -------      ------   ------
Balance,
 December  31, 1994        365,000  $ 365      -         $ -      $7,973,420  $(3,980,239) 30,000   $(21,800)

Common stock  issued
 for services rendered   1,750,000   1,750     -           -         103,250      -           -         -

Class A preferred
 shares issued for
 subsidiary                -         -       20,000,000   20,000     580,000      -           -         -

Net loss for the nine
 months ended September
 30, 1995                  -         -         -           -           -         (171,897)    -         -
                          ---       ---       ---         ---         ---        ---------   ---       ---
Balance,
 September 30, 1995      2,115,000  $2,115   20,000,000  $20,000  $8,656,670  $(4,152,136) 30,000   $(21,800)
                         ---------  ------   ----------  -------  ---------   -----------  -------  --------

                          DYNAMIC AMERICAN CORPORATION
                      Consolidated Statements of Cash Flows


                                For the Nine
                                Months ended     For the Years Ended
                                September 30,    December 31,
                                1995             1994          1993
                                ----             ----          ----


CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)             $(171,897)      $  61,367      $(109,822)
  Adjustments to reconcile
   income (loss) to net cash
    used by operating
    activities
     Gain from sale of assets     -              (117,253)       -
    Shares issued for services    105,000         -              -
  Changes in operating assets
   and liabilities
    Decrease in notes and
     contract receivable          -               -             260,375
    Increase in inventories       -               -            (187,875)
    Increase (decrease) in
     accounts payable
     and accrued liabilities       66,983         (22,421)       36,444
                                   ------        ---------       ------

    Net Cash Provided (Used) By
       Operating Activities            86         (78,307)         (878)
                                       --         --------         -----

CASH FLOWS FROM INVESTING
  ACTIVITIES                          -               -              -
                                    -----            -----         -----

CASH FLOWS FROM FINANCING
  ACTIVITIES

  Proceeds from notes and
    contracts payable               -             100,000            -
  Purchase of treasury shares       -             (21,800)           -
                                   -----          --------        -----

      Net Cash Provided (Used)
       By Financing Activities      -              78,200            -
                                  -----            ------         -----

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS        86                (107)        (878)

CASH  AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                  -                 107          985
                                  -----               ---          ---

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                    $   86            $    -       $   107
                                ------              ----        -------

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
  Cash paid for interest        $ -              $ -           $   213


                    DYNAMIC AMERICAN CORPORATION
            Consolidated Statements of Cash Flows (Continued)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During 1995, the following transactions were recorded by the Company.

1- The Company issued 1,750,000 shares of common stock valued at $105,000 for services rendered.

2- The Company issued 20,000,000 shares of Class A preferred stock and 1,000,000 shares of Class B preferred stock in exchange for all of the shares of Bolivian Tin & Silver, S.A.

During 1994, the following transactions were recorded by the Company:

1- The Company entered into a settlement agreement that discharged a $650,000 note payable and accrued interest of $1,709 to a former shareholder in exchange for the return of 1,500,000 shares of the Company's common stock, the return to the former shareholder of certain mineral inventory and equipment recorded on the books at $276,900 and securities recorded at $57,556, and $200,000 in cash.

2- The Company acquired stock for the treasury in exchange for a $21,800 increase in a note payable.

During 1993, the following transactions were recorded by the Company:

1- The Company purchased ore concentrates in exchange for the Company's oil and gas properties and in exchange for 2,000,000 shares of common stock valued at $0.18 per share.

                     DYNAMIC AMERICAN CORPORATION
            Notes to the Consolidated Financial Statements
               September 30, 1995 and December 31, 1994

NOTE 1  - ORGANIZATION, CHANGE IN CONTROL, AND BASIS OF PRESENTATION

Organization
------------

Dynamic American Corporation (Dynamic) was incorporated in the state of Utah on September 29, 1961 for the purpose of investing in and developing raw land to be held for investment or resale. Since its incorporation in 1961, Dynamic has acquired, through merger or through licensing agreements, various mining, manufacturing and real estate development operations.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had net loss of $171,897 for the nine months ended September 30, 1995, non-cash net income of $61,367 for the year ended December 31, 1994 and net loss of $109,822 for the year ended December 31, 1993. The Company did not generate sufficient cash flow from operations to pay operating and overhead expenses in 1995, 1994 and 1993. During 1993, 25,000 tons of ore concentrates were acquired by the Company in exchange for 2,000,000 shares of the Company's common stock valued at $360,000 and its oil and gas properties carried at a cost of $2,294,374. No gain or loss was recognized on the exchanges. The Company also entered into a research and precious metal recovery agreement with Century 2000 Corporation, an unrelated company, which has developed a proprietary method for recovering precious metals from concentrates.

The process used to recover the metals has not been tested in a commercial setting. Dynamic's ability to pay future operating and overhead expenses and to continue as a going concern depends upon the commercial success of metals. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On September 18, 1995 the Company purchased certain assets from Bolivian Tin & Silver, S.A. which is comprised of Operaciones Metalurgicas (OM) and Chojnacota Mining Group (CM) for $42,891,830 and $377,048, respectively. The acquisition is accounted for as a combination under the purchase method of accounting with acquired assets recorded a their fair market value which approximates cost.

CM was organized in Peru on August 18, 1989 for the purpose of exploration and processing of minerals. OM was organized in Bolivia on July 18, 1988 for the purpose of mining and processing tin.

                     DYNAMIC AMERICAN CORPORATION
             Notes to the Consolidated Financial Statements
                September 30, 1995 and December 31, 1994


NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Dynamic American Corporation (the Company) conform to generally accepted accounting principles. The following is a summary of the more significant of such policies:

a. Accounting Method
--------------------

The Company's financial statements are prepared using the accrual method of accounting. The successful efforts method of accounting is used for ore production activities. During the year the Company changed from a calendar year end to a September year end.

b. Inventory - Ore Concentrates

Inventories consist of the following:


                                            1995             1994
                                            ----             ----

Concentrates                               $19,132           $ -
General materials                           77,994             -
Inventory in process                       445,250             -
Finished inventory                         140,522             -
Concentrates and others in transit          70,080             -
                                            ------           -----
     Total                                 $752,978          $ -
                                           --------          -----


Ore concentrates of $4,345,968 are stated at the lower of cost or estimated realizable value. Cost represents the carrying value of the assets exchanged for the ore concentrates in nonmonetary transactions as described in Note 1. No gain or loss was recognized on the exchanges. Based on the evaluation of independent specialists, the estimated realizable value of the ore concentrates, which contain gold, silver, and other precious metals, exceeds the carrying value.

c. Income Taxes
---------------

No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

d. Loss Per Common Share
------------------------

The computation of loss per common share is based on the weighted average number of shares outstanding during the year.

                    DYNAMIC AMERICAN CORPORATION
          Notes to the Consolidated Financial Statements
             September 30, 1995 and December 31, 1994


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Cash Equivalents
-------------------

For purposes of the statements of cash flows, the Company considers short-term interest bearing deposits with a maturity of three months or less when purchased to be cash equivalents. The common stock equivalents are anti-dilutive.

f. Concentrations of Risk
-------------------------

The Company sells its products in the United States and South America. The Company extends credit to its customers.

Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks, or significant risks in the normal course of its business.

g. Goodwill
-----------

The excess purchase price over the fair value of the assets acquired in the purchase of Operaciones Metalurgicas has been recorded as goodwill. Amortization of goodwill is determined using the straight-line method over 5 years.

h. Estimates
------------

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

i. Principles of Consolidation
------------------------------

The consolidated financial statements include those of Dynamic American Corporation (the Company) and its wholly owned subsidiaries Operaciones Metalurgicas (OM) and Chojnacota Mining Group (CM). All significant intercompany accounts and transactions have been eliminated.

j. Organization and Installation Costs
--------------------------------------

Costs incurred for organization of the Company and moving the plant and smelter have been capitalized. Amortization of these costs is determined using the straight-line method over 5 years.

NOTE 3  - PURCHASE OF INVENTORY, EQUIPMENT, LAND AND BUILDINGS

During 1992, the Company incorporated an energy subsidiary DACO Energy Group and on June 30, 1992 it acquired natural gas assets totaling $2,126,500 by issuing 2,424,500 shares of the Company's common stock. In 1993, these assets were exchanged for ore concentrates.

                     DYNAMIC AMERICAN CORPORATION
            Notes to the Consolidated Financial Statements
               September 30, 1995 and December 31, 1994


NOTE 4  - PROPERTY AND EQUIPMENT

Property and equipment purchased consisted of the following at September 30, 1995 and December 31, 1994:


                                            1995                 1994
                                            ----                 ----

Land, equipment, and smelter                $20,000,000          $ -
Ore reserves                                  9,300,000            -
Tailing reserves                              9,300,000            -
Accumulated depreciation                      -                    -
                                            -----                -----

Total - net                                 $38,600,000          $ -
                                            -----------          -----

Total depreciation at September 30, 1995 and December 31, 1994 was $-0- and $- 0-, respectively.

NOTE 5  - NOTES AND CONTRACTS PAYABLE

The following is a summary of notes and contracts payable outstanding at September 30, 1995 and December 31, 1994:


                                            1995                1994
                                            ----                ----

Note payable to an officer of the Company,
 unsecured and non-interest bearing, due
 July 1, 1996.                              $300,000            $300,000

Note payable to an bank, at 18% interest,
 requires monthly principal and interest
 payments of $1,302, matures April 1996.       7,421             -
                                               -----           -----

     Total notes and contracts payable      $307,421           $300,000

     Less Current Portion                   (307,421)          (300,000)
                                            ---------          ---------

     Total Long-term Debt                   $ -                $ -
                                            -----              -----
Current maturities at September 30, 1995.

        1996                                                   $307,421
                                                               --------

NOTE 6  - INCOME TAXES

At September 30, 1995, the Company had federal and state net operating losses of approximately $6,050,000, which may be carried forward through 2010 to offset future taxable income and income taxes, respectively.

                     DYNAMIC AMERICAN CORPORATION
            Notes to the Consolidated Financial Statements
               September 30, 1995 and December 31, 1994


NOTE 7  - COMMITMENTS AND CONTINGENCIES

a) Litigation

In 1993, a creditor sued the Company for the $650,000 of indebtedness and other claims. The lawsuit was settled on August 27, 1994 with the Company's equipment inventory, the return of 1,500,000 common shares and $200,000 cash as payment in full for the $650,000 debt and accrued interest of $1,709.

b) Royalty

In connection with the purchase of the ore concentrates, the Company has agreed to pay a royalty of $100 per ton if the precious metals extracted exceed $265 per ton.

NOTE 8  - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 1995 and the year ended December 31, 1994, the Company incurred expenses of $34,950 and $34,930 to a wholly-owned company of the Company's President and its Secretary, for management, accounting, computer support, and administrative services. At September 30, 1995 and December 31, 1994 the balance due was $29,983 and $3,783, respectively.

NOTE 9 - STOCK TRANSACTIONS

The Company issued 20,000,000 shares of Class A convertible preferred stock and 1,000,000 shares of Class B convertible preferred stock to acquire Bolivian Tin & Silver, S. A. (see Note 1). The Class A preferred stock has a redemption value of $2.00 per share and the Class B preferred stock has a redemption value of $38.00 dollars per share and a noncumulative dividend of 3.0%. The Class B preferred stock is not included in stockholders' equity due to the redemption preference. The shares have no voting rights but are convertible into common stock. The Class A preferred stock is convertible on a one share for one share basis. The Class B conversion rate is determined by dividing $38.00 by the trading value of the common stock at the time of conversion.

A special meeting of the shareholders was held on December 10, 1994. The following items were approved at the meeting although the Board of Directors did not act on the approval until June 22, 1995:

1 - A 1 for 20 reverse stock split of all of the outstanding shares of the Company's common stock.

2 - Amend the Articles of Incorporation to change the par value from $1.00 to $.001. Additionally, the Company will increase the number of shares authorized from 10,000,000 to 50,000,000.

3 - The creation of preferred stock classes A, B, and C.

                        DYNAMIC AMERICAN CORPORATION
              Notes to the Consolidated Financial Statements
                 September 30, 1995 and December 31, 1994

NOTE 10 - RESERVE FOR SEVERANCE PAY

This reserve covers the total of the legal obligations for paying of severance pay for salary to individuals that retire voluntarily after having completed a period of continuous employment of five years or longer.

NOTE 11 - LONG-TERM PAYABLE

The Company has long-term, non-interest bearing related party liabilities as follows:


                                            1995               1994
                                            ----               ----
Base Metal Synergy (Bolivia) S.A.           $3,199,830         $ -
Terry Turner                                    32,932           -
Mario Clavijo                                   50,461           -
                                                ------         -----

     Total                                  $3,283,223         $ -
                                            ----------         -----

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company's account payable and accrued liabilities were comprised of the following items:


                                            1995               1994
                                            ----               ----

Accounts payable                            $  932,123         $70,439
Accrued salaries and wages                     150,025             -
Accrued taxes                                   50,124             -
Advances from suppliers and metal sales         61,793             -
Other payables                                  76,246             -
                                                ------           -----

                                            $1,270,311         $70,439
                                            ----------         -------

NOTE 13 - CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS

The historical information contained herein has been consolidated on a proforma basis. The purchase of assets from Bolivian Tin & Silver S.A. as described in Note 1 was effective September 18, 1995. The purchase has been presented as though it was effective January 1, 1995 and 1994. All significant accounting policies for OM and CM are the same as the Company's as defined in Note 1.

                     DYNAMIC AMERICAN CORPORATION
           Notes to the Consolidated Financial Statements
              September 30, 1995 and December 31, 1994


NOTE 13 - CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS (Continued)


                      For the
                      Year Ended
                      September 30,                 For the Nine Months Ended
                      1995                          September 30, 1995
                      ----                          ------------------
                      Chojnacota      Operaciones    Dynamic   Proforma
                     Mining Group    Metalurgicas  American    Combined
                     ------------    ------------  --------    --------

SALES                 $  29,598       $1,947,790    $ -        $ 1,977,388

COST OF SALES            16,325        1,531,561      -          1,547,886
                         ------         ---------    -----        ---------

GROSS PROFIT             13,273          416,229      -            429,502
                         ------          -------    -----          -------

EXPENSES

  General and
   administrative        54,162          412,133      134,812      601,107
  Other expenses         97,795          559,656       37,085      694,536
                         ------          -------       ------      -------

     Total Expenses     151,957          971,789      171,897    1,295,643
                        -------          -------      -------    ---------

NET (LOSS)            $(138,684)       $(555,560)   $(171,897)  $ (866,141)
                      ----------        ----------  ----------  -----------


                         DYNAMIC AMERICAN CORPORATION
               Notes to the Consolidated Financial Statements
                 September 30, 1995 and December 31, 1994


NOTE 13 - CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS (Continued)



                      For the
                      Year Ended
                      September 30,                 For the Nine Months Ended
                      1995                          September 30, 1995
                      ----                          ------------------
                      Chojnacota      Operaciones   Dynamic   Proforma
                     Mining Group   Metalurgicas  American   Combined
                      ------------   ------------  --------  --------

SALES                $   49,872      $1,562,999    $ -       $ 1,612,871

COST OF SALES            63,107       1,146,235      -         1,209,342
                         ------       ---------    -----       ---------

GROSS PROFIT            (13,235)        416,764      -           403,529
                        --------        -------    -----         -------

EXPENSES

  General and
   administrative       126,163         327,883     53,824      507,870
     Other expenses
      (Income)          (95,715)        543,580      2,062      449,927
       (Gain) from
        discontinued
         operations      -              -         (117,253)   (117,253)
                        -----           -----      --------    ---------

     Total Expenses
       (Income)          30,448         871,463    (61,367)    840,544
                         ------         -------    --------     -------

    NET INCOME (LOSS)  $(43,683)      $(454,699)  $ 61,367   $(437,015)
                       ---------     ----------   --------    ----------



NOTE 14 - SUBSEQUENT EVENTS

The Company entered into an agreement during 1996 with Mr. Hans Bottcher a German financier (Bottcher) who agreed to invest $200,000 as a revolving tin concentrate purchase fund. The terms are as follows:

a) Term of 1 year;

b) Financier will receive 25% of the net proceeds from each concentrate sold;

c) The balance of proceeds would be used for net operating expenses with any balance returning to the rotating fund.

In the second quarter 1996, Bottcher headed a group of retired German metalurgists and financiers who agreed to provide the Company with a $1,000,000 line of credit on an "as needed-draw down" basis. The terms of the loan were:

a) Term of 2 years;

                       DYNAMIC AMERICAN CORPORATION
             Notes to the Consolidated Financial Statements
                 September 30, 1995 and December 31, 1994

NOTE 14 - SUBSEQUENT EVENTS (Continued)

b) Monthly payments of $60,000 or 25% of the monthly net concentrates sold, whichever is greater;

c) A right to purchase a 30% interest in the smelter of the subsidiary at the end of 2 years, at a reasonable appraised price.

d) Interest will accrue at an average rate of 5.25%.

The Company has drawn down all $1,000,000 on the line of credit.

During 1996 an agreement was reached between the Company and Base Metal Synergy, (BMS) a related party creditor for the settlement of amounts owed. BMS agreed to reduce the approximate amounts owed of $3,000,000 to $1,000,000 under the following terms:

a) 36 equal monthly payments of $30,000;

b) The resulting $80,000 excess will be deemed to be a one-time interest payment;

c) BMS has a lien on the Monte Blanco mining concessions, until paid-in full.

The Class A preferred stock was converted to 20,000,000 shares of common stock on November 27, 1995.

The Company issued 38,500,000 shares of common stock subsequent to year-end to various individuals for consulting services. The services were valued at $0.03 per share.

During the 1st quarter of 1996 the Board of Directors authorized an increase in common shares from 50,000,000 to 200,000,000. The par value remained the same.

                     DYNAMIC AMERICAN CORPORATION
                 Amount Receivable from Related Parties
             September 30, 1995, December 31, 1994 and 1993


                                   Balance at                       Balance
                                   Beginning             Amounts    At End
                                   Of Period  Additions  Collected  Of Period
                                   ---------  ---------  ---------  ---------
Year ended September 30, 1995
  Former directors of the Company  NONE       NONE       NONE       NONE
                                   ----       ----       ----       ----
Year ended December 31, 1994
  Former directors of the Company  NONE       NONE       NONE       NONE
                                   ----       ----       ----       ----
Year ended December 31, 1993
  Former directors of the Company  NONE       NONE       NONE       NONE
                                   ----       ----       ----       ----


                         DYNAMIC AMERICAN CORPORATION
                        Property, Plant and Equipment
                            September 30, 1995


                                                                   Other
                       Balance at                                  Changes        Balance at
                       beginning     Additions                     Add(deduct)    End
Classification         Of Period     At Cost      Retirements      Describe       Of Period
--------------         ---------     -------      -----------      --------       ---------

Ore concentrates       $4,345,968    $ -          $ -              $ -            $4,345,968
                       ----------    -----        -----            ------         ----------

     Total             $4,345,968    $ -          $ -              $ -            $4,345,968
                       ----------    -----        -----            -----          ----------


                         DYNAMIC AMERICAN CORPORATION
                      Valuation and Qualifying Accounts
                September 30, 1995, December 31, 1994 and 1993




                                       Additions
                          Balance at   Charged to                 Balance
                          Beginning    Costs and                  At End
                          Of Year      Expenses     Deduction     Of Year
                          -------      --------     ---------     -------

Description
-----------

INVENTORY VALUATION RESERVE

1995                      NONE         NONE         NONE          NONE
                          ----         ----         ----          ----

1994                      $499,099     NONE         499,099(1)    NONE
                          --------     ----         ----------    ----

1993                      $499,099     NONE         NONE          $499,099
                          --------     ----         ----          --------

ALLOWANCE FOR UNCOLLECTIBLE
 ACCOUNTS

1995                      NONE         NONE         NONE          NONE
                          ----         ----         ----          ----

1994                      NONE         NONE         NONE          NONE
                          ----         ----         ----          ----

1993                      $25,452      NONE         $25,452       NONE
                          -------      ----         -------       ----


(1)    Related asset was disposed of during the year.

                            DYNAMIC AMERICAN CORPORATION
                   Supplementary Income Statement Information
                 September 30, 1995, December 31, 1994, and 1993


                                                               Charged to
                                                               Costs and
Description of Item                                            Expenses
-------------------                                            --------

Year ended September 30, 1995:
  Maintenance and repairs                                         $ -
  Taxes, other than payroll and income taxes                        -

Year ended December 31, 1994:
  Maintenance and repairs                                            325
  Taxes, other than payroll and income taxes                         585

Year ended December 31, 1993:
  Maintenance and repairs                                           -
  Taxes, other than payroll and income taxes                       4,751


There was no amortization of intangible assets, pre-operating cost, or similar deferrals, royalties, or advertising costs which exceeded 1% of total revenues for the years ended September 30, 1995, December 31, 1994, and 1993.